Form 10QSB
period 2000-08-31
DIVERSIFIED INVESTORS CORP
filed 2001-01-31
CIK 724839

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31, 2000
                                                 -------------

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
                                     --------------    -------------


                          Commission File No. 000-31427

                        DIVERSIFIED INVESTORS CORPORATION
                                 ---------------
                 (Name of Small Business Issuer in its Charter)


        DELAWARE                                   13-2624828
   ---------------------                         ------------
   (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
    incorporation or organization)


                          222 East 80th Street, Apt 1H
                           NEW YORK, NEW YORK. 10021
                           -------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 517-9964


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No ___                                (2)  Yes  X    No ___
         ---                                                  ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                  Yes  X          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  AUGUST 31, 2000

                        Common Voting Stock - 50,000,000




                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.
                  ---------------------

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                      DIVERSIFIED INVESTORS CORPORATION
                                                BALANCE SHEETS
                                    August 31, 2000 and November 30, 1999

                                                                            8/31/00               11/30/99
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $            1,928    $                0
      Accounts Payable                                                            61,731                42,649
                                                                        -----------------     -----------------
           Total Current Liabilities                                              63,659                42,649

           Total Liabilities                                                      63,659                42,649
                                                                        -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.0001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 50,000,000 shares                                          5,000                 5,000
      Additional Paid-in Capital                                               7,667,426             7,667,426
      Treasury stock, at cost, 20,000                                             (1,000)               (1,000)
      Accumulated Deficit Prior to Development Stage                          (7,688,630)           (7,688,630)
      Deficit accumulated during development stage                               (46,455)              (25,445)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                           (63,659)              (42,649)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================


                        DIVERSIFIED INVESTORS CORPORATION
                            STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended August 31, 2000 and 1999 and from inception of development stage of December 1, 1998 through August 31, 2000.

                                                Three Months       Three Months       Nine Months     Nine Months     Inception
                                                   Ended               Ended             Ended           Ended         through
                                                  8/31/00             8/31/99           8/31/00         8/31/99        8/31/00
                                              -----------------   ----------------   --------------   -------------   -----------
                                                 [Unaudited]         [Unaudited]        [Unaudited]    [Unaudited]    [Unaudited]
REVENUE
      Income                                $                0  $               0 $              0 $             0   $         0
                                              -----------------   ----------------   --------------   -------------   -----------
NET REVENUE                                                  0                  0                0               0             0

Operating Expenses
      General and Administrative Expenses               19,331                  0           21,010               0        46,455
Total Operating Expenses                                19,331                  0           21,010               0        46,455

                                              -----------------   ----------------   --------------   -------------   -----------
Net Income Before Taxes                     $          (19,331) $               0 $        (21,010)$             0       (46,455)
                                              =================   ================   ==============   =============   ===========

Income/Franchise taxes                                       0                  0                0               0             0

Net loss                                               (19,331)                 0          (21,010)              0       (46,455)

Loss Per Share                              $             0.00 $            0.00 $            0.00 $          0.00
                                              =================   ================   ==============   =============

Weighted Average Shares Outstanding                 50,000,000         50,000,000       50,000,000      50,000,000
                                              =================   ================   ==============   =============


                        DIVERSIFIED INVESTORS CORPORATION
                            STATEMENTS OF CASH FLOWS
      For the Three and Nine Month Periods Ended August 31, 2000 and 1999 and from inception of development stage of December 1, 1998 through August 31, 2000.

                                                   Three Months       Three Months      Nine Months       Nine Months    Inception
                                                       Ended             Ended             Ended             Ended        through
                                                      8/31/00           8/31/99           8/31/00           8/31/99       8/31/00
                                                   --------------    ---------------  ----------------  --------------   ----------
                                                     [Unaudited]      [Unaudited]       [Unaudited]      [Unaudited]     [Unaudited]

Cash Flows Used For Operating Activities
--------------------------------------------------
  Net Loss                                        $       (19,331)  $              0 $         (21,010)$             0  $  (46,455)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accounts Payable                19,082                  0            19,082               0      44,083
    Increase/(Decrease) in loans from shareholder             249                  0             1,928               0       1,929
                                                       --------------    ---------------  -------------     ----------   ----------
      Net Cash Used For Operating Activities                    0                  0                 0               0        (444)
                                                       ==============    ===============  =============     ==========   ==========

Cash Flows Provided by Financing Activities                     0                  0                 0               0           0
-------------------------------------------------------

      Net Increase In Cash                                      0                  0                 0               0        (444)

      Beginning Cash Balance                                    0                  0                 0               0         444

      Ending Cash Balance                       $               0 $                0 $               0 $             0  $        0
                                                       --------------    ---------------  -------------     ----------   ----------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The August 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

NOTE 2 -   GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

Item 2.           Management's Discussion and Analysis or Plan of Operation.
                  ---------------------------------------------------------

Plan of Operation.
-----------------

     The Company has not engaged in any material operations in the last fiscal year or the period ending August 31, 2000. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
---------------------

     The Company discontinued its operations in approximately 1998. The Company received no revenue in the last fiscal year or the period ending August 31, 2000. It sustained no net income or losses for either period.

                                            PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.
                  ------------------

     The Registrant is a party in litigation with a former officer of a subsidiary. The Company has reached a tentative agreement to settle for the sum of $25,000. The Company has no knowledge of any other pending legal proceedings in any court or agency of government, or government authorities.

     On December 2, 1998 the Company filed a voluntary petition of Bankruptcy, in the United States Bankruptcy Court Southern District of New York. On March 2, 1999 the case was closed.

Item 2.           Changes in Securities.
                  ----------------------

                  None; not applicable.

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------

                  None; not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  None; not applicable.


Item 5.           Other Information.
                  ------------------

                  None; not applicable.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)      Exhibits.

                           None.

                  (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DIVERSIFIED INVESTORS CORPORATION


                                           Date: 01/30/01
                                             By /S/ GREGORY AURRE
                                               Gregory Aurre, Jr., Director and
                                               President